Form 10-Q
period 2022-03-31
C5 Acquisition Corp
filed 2022-05-16
CIK 1856242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-40748

C5 Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	86-3097106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1701 Pennsylvania Ave NW, Ste #460
Washington, D.C. 20006
(Address of principal executive offices, including zip code)
(202)
452-9133
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of share of Class A common stock and one-half of one redeemable public warrant	CXAC.U	New York Stock Exchange
Class A Common Stock, $0.0001 par value	CXAC	New York Stock Exchange
Public warrants, each whole public warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	CXAC WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 16, 2022 there
were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

C5 ACQUISITION CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
C5 ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$1,646,117	$210,351
Prepaid expenses	616,482	—
Other current assets	65,363	—

Total Current Assets	2,327,962	210,351
Other assets	457,260	—
Deferred offering costs	—	476,457
Investments held in the Trust Account	293,296,766	—

Total Assets	$296,081,988	$686,808

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$303,745	$17,747
Accrued offering costs	395	365,845
Note payable - Sponsor	—	300,000
Total Current Liabilities	304,140	683,592

Deferred underwriting commission	10,062,500	—

Total Liabilities	10,366,640	683,592
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 28,750,000 and no shares outstanding as of March 31, 2022 and December 31, 2021, respectively (at $10.20 per share)	293,250,000	—
Stockholder’s (Deficit) Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 7,187,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(7,582,137)	(21,784)

Total Stockholder’s (Deficit) Equity	(7,581,418)	3,216

Total Liabilities, Common Stock subject to Possible Redemption and Stockholder’s (Deficit) Equity	$296,081,988	$686,808

The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From March 30, 2021 (inception) Through March 31, 2021
EXPENSES
Administrative fee - related party	$92,581	$—
General and administrative	409,292	90

TOTAL EXPENSES	501,873	90

OTHER INCOME
Income earned on investments held in Trust Account	46,766	—

TOTAL OTHER INCOME	46,766	—

LOSS BEFORE INCOME TAX PROVISION	(455,107)	(90)

Income tax provision	—	—

Net loss	$(455,107)	$(90)

Basic and diluted weighted average shares outstanding, Class A Common Stock	25,236,111	—

Basic and diluted net loss per share of Class A Common Stock	$(0.02)	$—

Weighted average number of shares of Class B Common Stock outstanding, basic and diluted	7,072,917	—

Basic and diluted net loss per share of Class B Common Stock	$(0.02)	$—

The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, January 1, 2022	7,178,500	$719	$24,281	$(21,784)	$3,216
Proceeds Allocated to Public Warrants	—	—	11,514,821	—	11,514,821
Proceeds from Private Warrants, net of offering costs	—	—	15,007,880	—	15,007,880
Value of transaction costs allocated to the fair value of equity instruments	—	—	(654,468)	—	(654,468)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(25,892,514)	(7,058,480)	(32,950,994)
Accretion of Class A common stock to redemption amount				(46,766)	(46,766)
Net loss	—	—	—	(455,107)	(455,107)

Balance, March 31, 2022	7,178,500	$719	$—	$(7,582,137)	$(7,581,418)

FOR THE PERIOD MARCH 30, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)
	Shares	Amount
Balance, March 30, 2021	—	$—	$—	(90)	(90)
Net loss	—	—	—	(90)	(90)

Balance, March 31, 2021	—	$—	$—	$(90)	$(90)

The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Period From March 30, 2021 (inception) Through March 31, 2021

Cash Flows From Operating Activities:
Net loss	$(455,107)	$(90)
Adjustments to reconcile net loss to net cash used in operating activities:
Investment income earned on treasury securities held in Trust Account	(46,766)	—
Changes in operating assets and liabilities:
Prepaid expenses	(616,482)	—
Other current assets	(65,363)	—
Other assets	(457,260)
Accounts payable and accrued expenses	285,998	90

Net Cash Used In Operating Activities	(1,354,980)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(293,250,000)	—

Net Cash Used In Investing Activities	(293,250,000)	—

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	281,750,000	—
Sale of Private Placement Warrants to the Sponsor	15,035,500	—
Repayment of the Sponsor promissory note	(300,000)	—
Payment of offering costs	(444,754)	—

Net Cash Provided By Financing Activities	296,040,746	—

Net change in cash	1,435,766	—
Cash at beginning of period	210,351	—

Cash at end of period	$1,646,117	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$10,062,500	$—
Class A Common Stock measurement adjustment	$32,950,994	$—
Accretion of Class A common stock to redemption amount	$46,766	$—
Offering costs included in accrued offering costs	$395	$—
The accompanying notes are an integral part of the condensed financial statements.

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
All activity for the period from March 30, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below and search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 15,035,500 warrants (the “Private Placement Warrants”) to C5 Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $15,035,500
, which is described in Note 4.
Transaction costs related to the Initial Public Offering amounted to
$16,368,261 consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and
$555,761 of other costs related to the Initial Public Offering.
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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.”
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
If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering (April 11, 2023) (the “Combination Period”), the Company will
 (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

Going Concern, Liquidity and Management’s Plan
At March 31, 2022, the Company had cash of $1,646,117 and working capital of $2,023,822.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “
Disclosures of Uncertainties about an Entity
’
s Ability to Continue as a Going Concern
,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on April 11, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. While the Company believes it has sufficient access to additional sources of capital if necessary, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Risks and Uncertainties
Management is currently evaluating the impact of
the COVID-19 pandemic
and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statement. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on Form
10-K
on March 29, 2022 and the Current Report on Form
8-K
filed with the SEC on January 19, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Offering Costs associated with Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“
SAB
”) Topic 5A, “
Expenses of Offering
.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $555,761 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $15,812,500, were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering.
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at
March

3
1, 2022, the shares of Class A common stock subject to possible redemption in the amount of $293,250,000 are presented as temporary equity, outside of the stockholder’s deficit section of the Company’s balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in
capital and accumulated deficit.

At March 31, 2022, the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(11,514,821)
Class A common stock issuance costs	(15,686,173)

(27,200,994)
Plus:
Remeasurement adjustment to redemption value	32,950,994
Current period adjustment to redemption value	46,766

Class A common stock subject to possible redemptio n	$293,296,766

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share.
” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of March 31, 2022, the warrants are exercisable to purchase 16,000,000 shares of Class A common stock in the aggregate. As of March 31, 2021, there were no shares or warrants outstanding.

The following table reflects the calculation of basic and diluted net loss per share of common stock.

Three months ended March 31, 2022
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock	$(392,006)
Denominator: Basic and diluted weighted average shares outstanding	25,236,111

Basic and diluted net loss per share, Class A Common Stock	$(0.02)

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock	$(109,867)
Denominator: Basic and diluted weighted average shares outstanding	7,072,917

Basic and diluted net loss per share, Class B Common Stock	$(0.02)

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
NOTE 4 — PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of an aggregate of 15,035,500 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $15,035,500. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
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

As a result of the underwriters’ election to partially exercise their overallotment option on January 6, 2022, no Founder Shares are currently subject to forfeiture (see Note 6).
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
On January 11, 2022, the amount outstanding under the Promissory Note was paid in full. As of March 31, 2022 and December 31, 2021,
$0 and $300,000 were outstanding under the Promissory Note, respectively.
General and Administrative Services
Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support for up to 15 months, which includes up to approximately $22,000 per month payable to our Chief Financial Officer and consultants to assist us with our search for a target business. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022, the Company recorded $92,581 under the service agreement. As of March 31, 2022 and December 31, 2021, the outstanding balance due to the Sponsor under the agreement was $35,000 and $0, respectively, and is in accounts payable and accrued expenses on the accompanying condensed balance sheets.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of Initial Public Offering to purchase up to 3,750,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On January 11, 2022, the underwriters fully exercised their option to purchase additional units. The exercise of the option generated gross proceeds of $37,500,000 to the Company.
The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $5,750,000, upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.35 per Unit, or $10,062,500. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
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

NOTE 7 — STOCKHOLDER’S (DEFICIT) EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022, there were 28,750,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheet. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.
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

The Company accounts for the 29,410,500 warrants to be issued in connection with the Initial Public Offering (including 14,375,000 Public Warrants and 15,035,500 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such
guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “
Company
,” “
C5 Acquisition Corporation
,” “
our
,” “
us
” or “
we
” refer to C5 Acquisition Corporation, references to “
management
” or “
management team
” refer to the Company’s officers and directors and references to the “
Sponsor
” refer to C5 Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q
(this “
Quarterly Report
”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking statements on management’s current expectations, projections and forecasts about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other filings with the SEC. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 30, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income
in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $455,107, which consists of operating costs of $501,873 offset by interest earned on marketable securities held in the Trust Account of $46,766.
For the period from March 30, 2021 (inception) through March 31, 2021, we had a net loss of $90, which consists of formation and operating costs.

Liquidity and Capital Resources
On January 11, 2022, we consummated the Initial Public Offering of 28,750,000 Units at a price of $10.00 per Unit, which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 3,750,000 Units, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 15,035,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $15,035,500.
Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters’ and the sale of the Private Placement Warrants, a total of $293,250,000 was placed in the Trust Account and as of March 31, 2022, we had $1,646,117 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Transaction costs amounted to $16,368,261 consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees payable and $555,761 of other offering costs.
For the three months ended March 31, 2022, cash used in operating activities was $1,354,980 which consisted of the net loss of $455,107, interest earned on marketable securities held in the Trust Account of $46,766 and changes in operating liabilities used $853,107 of cash from operating activities.
As of March 31, 2022, we had marketable securities held in the Trust Account of $293,296,766, including $46,766 of interest income, consisting of mutual funds invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of March 31, 2022, we had cash of $1,646,117. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance sheet
arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet
arrangements. We have not entered into
any off-balance sheet
financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Contractual Obligations
As of March 31, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
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
Offering Costs associated with Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $555,761 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $15,812,500, were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholder’s (deficit) equity section of our balance sheet.

Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share
.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of March 31, 2022, the warrants are exercisable to purchase 16,000,000 shares of Class A common stock in the aggregate. As of March 31, 2021, there were no shares or warrants outstanding.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Following the consummation of our initial public offering (the “Initial Public Offering”), the net proceeds of our Initial Public Offering, including amounts in the trust account (the “Trust Account”), have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. As of March 31, 2022, we were not subject to any market or interest rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to
Rule 13a-15(b) under
the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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
Management’s Report on Internal Controls Over Financial Reporting
This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies or emerging growth companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in
Rules 13a-15(f) and 15d-15(f) of
the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in our annual report on Form
10-K
for the fiscal year ended December 31, 2021, filed with the Securities Exchange Commission (the “SEC”) on March 29, 2022. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 11, 2022, we completed our Initial Public Offering of 28,750,000 units at a price of $10.00 per unit, generating gross proceeds of $287,500,000. Each unit consists of one of the Company’s shares of Class A common stock, par value $0.0001 per share, and one-half of
one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. Following the closing of the Initial Public Offering, an aggregate of $293,250,000 was placed in the trust account.
Concurrently with the completion of the Initial Public Offering, our sponsor purchased an aggregate of 15,035,500 warrants at a price of $1.00 per warrant, or $15,035,500 in the aggregate. An aggregate of $293,250,000 was placed in a trust account at the time of closing of the Initial Public Offering. Each whole private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.
On January 11, 2022, the underwriters fully exercised their option to purchase additional units. The exercise of the option generated gross proceeds of $37,500,000 to the Company.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Public Warrant Agreement, dated January 6, 2022 between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)

4.2	Private Warrant Agreement, dated January 6, 2022 between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

10.1	Letter Agreement, dated January 6, 2022, among the Company, Guggenheim, the Company’s officers and directors and the Sponsor(1)

10.2	Investment Management Trust Agreement, dated January 6, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated January 6, 2022, among the Company and certain security holders. (1)

10.4	Private Placement Warrants Purchase Agreement, dated January 6, 2022, between the Company and the Sponsor. (1)

10.5	Indemnity Agreement, dated January 6, 2022, between the Company and Steven J. Demetriou. (1)

10.6	Indemnity Agreement, dated January 6, 2021, between the Company and David Glickman. (1)

10.7	Indemnity Agreement, dated January 6, 2022, between the Company and Arun Gupta. (1)

10.8	Indemnity Agreement, dated January 6, 2022, between the Company and Robert Meyerson. (1)

10.9	Indemnity Agreement, dated January 6, 2022, between the Company and Jeanne Tisinger. (1)

10.10	Indemnity Agreement, dated January 6, 2022, between the Company and Linda Zecher. (1)

10.11	Administrative Services Agreement, dated May 27, 2021, between the Company and the Sponsor. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 12, 2022 and incorporated by reference herein.
*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 16, 2022

C5 ACQUISITION CORPORATION

By:	/s/ Robert Meyerson
Robert Meyerson
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ David Glickman
David Glickman
Chief Business Development Officer and Chief Financial Officer (Principal Financial and Accounting Officer)