Form 10-Q
period 2022-06-30
C5 Acquisition Corp
filed 2022-08-19
CIK 1856242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August
19
, 2022 there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

Page

Part I - Financial Information	1

Item 1. Interim Financial Statements	1

Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1

Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, the six months ended June 30, 2022 and for the period from March 30, 2021 (inception) through June 30, 2021 (Unaudited)	2

Condensed Statements of Changes in Stockholder’s (Deficit) Equity for the six months ended June 30, 2022 and for the period from March 30, 2021 (inception) through June 30, 2021 (Unaudited)	3

Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from March 30, 2021 (inception) through June 30, 2021 (Unaudited)	4

Notes to the Condensed Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II-Other Information	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Mine Safety Disclosures	20

Item 5. Other Information	20

Item 6. Exhibits	21

Part III - Signatures	22

i

PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
C5 ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$1,258,060	$210,351
Prepaid expenses	648,654	—

Total Current Assets	1,906,714	210,351
Other assets	309,180	—
Deferred offering costs	—	476,457
Investments held in the Trust Account	293,611,939	—

Total Assets	$295,827,833	$686,808

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$192,801	$17,747
Accrued offering costs	395	365,845
Note payable - Sponsor	—	300,000

Total Current Liabilities	193,196	683,592
Deferred underwriting commission	10,062,500	—

Total liabilities	10,255,696	683,592
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 28,750,000 and no shares outstanding as of June 30, 2022 and December 31, 2021, respectively (at $10.20 per share)	293,594,457	—
Stockholder’s (Deficit) Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 7,187,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(8,023,039)	(21,784)

Total Stockholder’s (Deficit) Equity	(8,022,320)	3,216

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholder’s (Deficit) Equity	$295,827,833	$686,808

The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from March 30, 2021 (Inception) Through June 30,
	2022	2021	2022	2021
EXPENSES
Administrative fee - related party	$105,000	$—	$197,581	$—
General and administrative	353,558	692	762,850	782

TOTAL EXPENSES	458,558	692	960,431	782

OTHER INCOME
Income earned on Investments held in Trust Account	332,829	—	379,595	—

TOTAL OTHER INCOME	332,829	—	379,595	—

Net loss before income tax provision	(125,729)	(692)	(580,836)	(782)
Income tax provisio n	17,482	—	17,482	—
Net los s	$(143,211)	$(692)	$(598,318)	$(782)

Basic and diluted weighted average shares outstanding, Class A Common Stock	28,750,000	—	27,002,762	—

Basic and diluted net loss per share of Class A Common Stock	$(0.01)	$—	$(0.03)	$—

Weighted average number of shares of Class B Common Stock outstanding, basic and diluted (1)	7,187,500	6,250,000	7,130,525	6,250,000

Basic and diluted net loss per share of Class B Common Stock	$(0.01)	$(0.00)	$(0.03)	$(0.00)

(1)	As of June 30, 2021, excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full .
The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,187,500	$719	$24,281	$(21,784)	$3,216
Proceeds Allocated to Public Warrants			11,514,821	—	11,514,821
Proceeds from Private Warrants, net of offering costs	—	—	15,007,880	—	15,007,880
Value of transaction costs allocated to the fair value of equity instruments	—	—	(654,468)	—	(654,468)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(25,892,514)	(7,058,480)	(32,950,994)
Accretion of Class A common stock to redemption amount	—	—	—	(46,766)	(46,766)
Net loss	—	—	—	(455,107)	(455,107)

Balance as of March 31, 2022	7,187,500	719	—	(7,582,137)	(7,581,418)
Accretion of Class A common stock to redemption amount	—	—	—	(297,691)	(297,691)
Net loss	—	—	—	(143,211)	(143,211)

Balance as of June 30, 2022	7,187,500	$719	$—	$(8,023,039)	$(8,022,320)

FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B Common Stock (1)		Additional Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance as of March 30, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(90)	(90)

Balance as of March 31, 2021	—	$—	$—	$(90)	$(90)
Issuance of Class B common stock to Sponsor(1)	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(692)	(692)

Balance as of June 30, 2021	7,187,500	$719	$24,281	$(782)	$24,218

(1)	As of June 30, 2021, includes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full .
The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period From March 30, 2021 (Inception) Through June 30, 2021
Cash Flows From Operating Activities:
Net loss	$(598,318)	$(782)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in the Trust Account	(379,595)	—
Changes in operating assets and liabilities:
Prepaid expenses	(648,654)	—
Other assets	(309,180)	—
Accounts payable and accrued expenses	175,054	782

Net Cash Used In Operating Activities	(1,760,693)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(293,250,000)	—
Cash withdrawn from Trust Account for taxes	17,656	—

Net Cash Used In Investing Activities	(293,232,344)	—

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	281,750,000	—
Sale of Private Placement Warrants to the Sponsor	15,035,500	—
Proceeds from Sponsor promissory note	—	300,000
Repayment of the Sponsor promissory note	(300,000)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(444,754)	(31,750)

Net Cash Provided By Financing Activities	296,040,746	293,250

Net change in cash	1,047,709	293,250
Cash at beginning of period	210,351	—

Cash at end of period	$1,258,060	$293,250

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$10,062,500	$—

Class A Common Stock measurement adjustment	$32,950,994	$—

Accretion of Class A common stock to redemption amount	$344,457	—

Offering costs included in accrued offering costs	$395	$73,585

The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
UNAUDITED
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
All activity for the period from March 30, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below and search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
On January 11, 2022, the Company consummated the Initial Public Offering of 28,750,000 units (“Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $287,500,000, which is described in Note 3. This included an additional 3,750,000 Units purchased by the underwriters pursuant to the exercise of their option to purchase additional units (the “Over- Allotment Option”) in full.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 15,035,500 warrants (the “Private Placement Warrants”) to C5 Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $15,035,500, which is described in Note 4.
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

Going Concern, Liquidity and Management’s Plan
At June 30, 2022, the Company had cash of $1,258,060 and working capital of $1,713,518.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014- 15, “
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on April 11, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on Form
10-K
on March 29, 2022 and the Current Report on Form
8-K
filed with the SEC on January 19, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of
$250,000.
The Company has not experienced losses on these accounts.
Offering Costs associated with Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “
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
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $293,594,457 are presented as temporary equity, outside of the stockholder’s deficit section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against accumulated deficit.

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Our effective tax
rates were
(13.9)% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (3.01)% and 0.00% for the six months ended June 30, 2022 and for the period from March 30, 2021 (inception) through June 30,
2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended June 30, 2022 and 2021,
six months ended June 30, 2022 and
for the period from March 30, 2021 (inception) through June 30,
2021, due to changes in the fair value of the valuation allowance on the deferred tax assets.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of June 30, 2022, the warrants are exercisable to purchase 16,000,000 shares of Class A common stock in the aggregate. As of June 30, 2021, there were no shares or warrants outstanding.
The following table reflects the calculation of basic and diluted net loss per share of common stock.

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2022	2021
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock	$(380,832)	$—
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	—

Basic and diluted net loss per share, Class A Common Stock	$(0.01)	$—

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock, as adjusted	$(95,208)	$(692)
Denominator: Basic and diluted weighted average shares outstanding	7,187,500	6,250,000

Basic and diluted net loss per share, Class B Common Stock	$(0.01)	(0.00)

	Six months	For the Period from
	ended	March 30, 2021 (inception)
	June 30,	Through June 30,
	2022	2021
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock, as adjusted	$(773,625)	$—
Denominator: Basic and diluted weighted average shares outstanding	27,002,762	—

Basic and diluted net loss per share, Class A Common Stock	$(0.03)	$—

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock, as adjusted	$(204,288)	$(782)
Denominator: Basic and diluted weighted average shares outstanding	7,130,525	6,250,000

Basic and diluted net loss per share, Class B Common Stock	$(0.03)	(0.00)

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
NOTE 5 — RELATED PARTIES
Founder Shares
On May 18, 2021, the Sponsor received 7,187,500 of the Company’s Class B common stock (the “Founder Shares”) for $25,000. The Founder Shares include an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As a result of the underwriters’ election to fully
 exercise their overallotment option on January 6, 2022, no Founder Shares are currently subject to forfeiture (see Note 6).
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
Promissory Note — Related Party
On May 20, 2021, the Sponsor issued an unsecured promissory note to the Company (as amended, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. On June 4, 2021, the Company borrowed $300,000 under the Promissory Note. On January 11, 2022, the amount outstanding under the Promissory Note was paid in full. As of June 30, 2022 and December 31, 2021, $0 and $300,000 were outstanding under the Promissory Note, respectively.
General and Administrative Services
Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support for up to 15 months, which includes up to approximately $22,000 per month payable to our Chief Financial Officer and consultants to assist us with our search for a target business. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company recorded $105,000 and $197,581 under the service agreement, respectively. As of June 30, 2022 and December 31, 2021, there was no outstanding balance due to the Sponsor under the agreement.

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Vendor Agreements
As of June 30, 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $40,000. These fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accrued offering costs on the condensed balance sheets.

NOTE 7 — STOCKHOLDER’S (DEFICIT) EQUITY
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022, there were 28,750,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying condensed balance sheets
. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.
Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “C5 Acquisition Corporation,” “our,” “us” or “we” refer to C5 Acquisition Corporation, references to “management” or “management team” refer to the Company’s officers and directors and references to the “Sponsor” refer to C5 Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q
(this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking
statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking
statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking
statements on management’s current expectations, projections and forecasts about future events. These forward-looking
statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-
looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other filings with the SEC. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking
statements, but the absence of these words does not mean that a statement is not forward-looking.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 30, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net loss of $143,211, which consists of operating costs of $458,558 offset by interest earned on marketable securities held in the Trust Account of $332,829. Operating costs for the three months ended June 30, 2022, consist primarily of professional fees ($102,251), related party administration fee ($105,000), directors and officers insurance ($148,080) and franchise taxes ($50,000). In addition, during the three months ended June 30, 2022, the Company recorded an income tax provision of $17,482 due to the increase in interest income during the period.
For the three months ended June 30, 2021, we had a net loss of $692, which consists of formation and operating costs.
For the six months ended June 30, 2022, we had a net loss of $598,318, which consists of operating costs of $960,431 offset by interest earned on marketable securities held in the Trust Account of $379,595. Operating costs for the six months ended June 30, 2022, consist mostly of professional fees ($202,791), related party administration fee ($197,581), directors and officers insurance ($276,633), franchise taxes ($98,767) and listing fees ($118,662). In addition, during the six months ended June 30, 2022, the Company recorded an income tax provision of $17,482 due to the increase in interest income during the period.
For the period from March 30, 2021 (inception) through June 30, 2021, we had a net loss of $782, which consists of formation and operating costs.

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
Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters and the sale of the Private Placement Warrants, a total of $293,250,000 was placed in the Trust Account and as of June 30, 2022, we had $1,258,060 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Transaction costs amounted to $16,368,261 consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees payable and $555,761 of other offering costs.
For the six months ended June 30, 2022, cash used in operating activities was $1,760,693 which consisted of the net loss of $598,318, interest earned on marketable securities held in the Trust Account of $379,595 and changes in operating assets and liabilities used $782,780 of cash from operating activities.
As of June 30, 2022, we had marketable securities held in the Trust Account of $293,611,939, including $379,595 of interest income (of which $17,656 have been withdrawn to pay franchise taxes), consisting of mutual funds invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had cash of $1,258,060. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on April 11, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
assets.

Contractual Obligations
As of June 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.
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
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of June 30, 2022, the warrants are exercisable to purchase 16,000,000 shares of Class A common stock in the aggregate. As of June 30, 2021, there were no shares or warrants outstanding.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Following the consummation of our initial public offering (the “Initial Public Offering”), the net proceeds of our Initial Public Offering, including amounts in the trust account (the “Trust Account”), have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. As of June 30, 2022, we were not subject to any market or interest rate risk.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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
Date: August 19, 2022

C5 ACQUISITION CORPORATION

By:	/s/ Robert Meyerson
Robert Meyerson
Chief Executive Officer and Director (Principal
Executive Officer)

By:	/s/ David Glickman
David Glickman
Chief Business Development Officer and Chief Financial Officer (Principal Financial and Accounting Officer)