Form 10-Q
period 2022-09-30
C5 Acquisition Corp
filed 2022-11-14
CIK 1856242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
D.C
. 20006
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November 14, 2022 there were
28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
PART I - FINANCIAL INFORMATION	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, the nine months ended September 30, 2022 and for the period from March 30, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Stockholder’s (Deficit) Equity for the nine months ended September 30, 2022 and for the period from March 30, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from March 30, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to the Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures.	21
PART II - OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information.	23
Item 6. Exhibits	23
PART III - SIGNATURES	25

i

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
C5 ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:

Cash	$1,126,634	$210,351
Prepaid expenses	615,905	—

Total Current Assets	1,742,539	210,351
Other assets	159,473	—
Deferred offering costs	—	476,457
Investments held in the Trust Account	294,935,292	—

Total Assets	$296,837,304	$686,808

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$549,120	$17,747
Accrued offering costs	395	365,845
Note payable – Sponsor	—	300,000

Total Current Liabilities	549,515	683,592
Deferred underwriting commission	10,062,500	—

Total liabilities	10,612,015	683,592
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 28,750,000 and no shares outstanding as of September 30, 2022 and December 31, 2021, respectively (at redemption value of $10.24 per share)	294,523,689	—
Stockholder’s (Deficit) Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 7,187,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(8,299,119)	(21,784)

Total Stockholder’s (Deficit) Equity	(8,298,400)	3,216

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholder’s (Deficit) Equity	$296,837,304	$686,808

The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from March 30, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
EXPENSES
Administrative fee – related	$105,000	$—	$302,581	$—
General and administrative	319,847	74	1,082,697	856

TOTAL EXPENSES	424,847	74	1,385,278	856

OTHER INCOME
Income earned on Investments held in Trust Account	1,323,353	—	1,702,948	—

TOTAL OTHER INCOME	1,323,353	—	1,702,948	—

Net income (loss) before income	898,506	(74)	317,670	(856)

Income tax provision	245,354	—	262,836

Net income (loss)	$653,152	$(74)	$54,834	$(856)

Basic and diluted weighted average shares outstanding, Class A	28,750,000	—	27,591,575	—

Basic and diluted net loss per share of Class A Common Stock	$(0.02)	$—	$(0.05)	$—

Weighted average number of shares of Class B Common Stock	7,187,500	6,250,000	7,149,725	6,250,000

Basic and diluted net loss per share of Class B Common Stock	$(0.02)	$(0.00)	$(0.05)	$(0.00)

(1)	As of September 30, 2021, excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full.
The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
(UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholder’s Deficit
	Shares	Amount

Balance as of January 1, 2022	7,187,500	$719	$24,281	$(21,784)	$3,216
Proceeds Allocated to Public Warrants			11,514,821	—	11,514,821
Proceeds from Private Warrants, net of offering costs	—	—	15,007,880	—	15,007,880
Value of transaction costs allocated to the fair value of equity instruments	—	—	(654,468)	—	(654,468)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(25,892,514)	(7,058,480)	(32,950,994)
Accretion of Class A common stock to redemption amount	—	—	—	(46,766)	(46,766)
Net loss	—	—	—	(455,107)	(455,107)

Balance as of March 31, 2022	7,187,500	719	—	(7,582,137)	(7,581,418)
Accretion of Class A common stock to redemption amount	—	—	—	(297,691)	(297,691)
Net loss	—	—	—	(143,211)	(143,211)

Balance as of June 30, 2022	7,187,500	719	—	(8,023,039)	(8,022,320)
Accretion of Class A common stock to redemption amount	—	—	—	(929,232)	(929,232)
Net income	—	—	—	653,152	653,152

Balance as of September 30, 2022	7,187,500	$719	$—	$(8,299,119)	$(8,298,400)

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
(UNAUDITED)
FOR THE PERIOD FROM MARCH 30, 2021 (INCEPTION)
THROUGH SEPTEMBER 30, 2021

	Class B Common Stock(1)		Additional Paid-In Capital	Accumulated Deficit	Stockholder’s Deficit
	Shares	Amount
Balance as of March 30, 2021 (inception)	—	$—	$—	$—	$—
Net loss	—	—	—	(90)	(90)

Balance as of March 31, 2021	—	—	—	(90)	(90)
Issuance of Class B common stock to Sponsor(1)	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(692)	(692)

Balance as of June 30, 2021	7,187,500	$719	$24,281	$(782)	$24,218
Net loss	—	—	—	(74)	(74)

Balance as of September 30, 2021	7,187,500	$719	$24,281	$(856)	$24,144

(1)	As of September 30, 2021, excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full.
The accompanying notes are an integral part of the condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from March 30, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$54,834	$(856)
Adjustments to reconcile net loss to net cash used in operating activities:
Income earned on investments held in the Trust Account	(1,702,948)
Changes in operating assets and liabilities:
Prepaid expenses	(615,905)	—
Other assets	(159,473)	—
Accounts payable and accrued expenses	531,373	782

Net Cash Used in Operating Activities	(1,892,119)	(74)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(293,250,000)	—
Cash withdrawn from Trust Account for taxes	17,656	—

Net Cash Used in Investing Activities	(293,232,344)	—

Cash Flows from Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	281,750,000	—
Sale of Private Placement Warrants to the Sponsor	15,035,500	—
Proceeds from Sponsor promissory note	—	300,000
Repayment of the Sponsor promissory note	(300,000)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(444,754)	(40,335)

Net Cash Provided By Financing Activities	296,040,746	284,665

Net change in cash	916,283	284,591
Cash at beginning of period	210,351	—

Cash at end of period	$1,126,634	$284,591

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$10,062,500	$—

Class A Common Stock measurement adjustment	$32,950,994	$—

Accretion of Class A common stock to redemption amount	$1,273,689	—
Offering costs included in accrued offering costs	$395	$315,000

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
All activity for the period from March 30, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below and search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
At September 30, 2022, the Company had cash of $1,126,634 and working capital of $1,193,024.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on April 11, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
filed with the SEC on January 19, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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

Further, Section
102
(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company has determined that its more significant accounting estimates included in these condensed financial statements is the valuation of deferred tax assets. Accordingly, the actual results could differ significantly from those estimates.
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
Class A common stock subject to possible redemption The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholder’s equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $294,523,689 are presented as temporary equity, outside of the stockholder’s (deficit) equity section of the Company’s condensed balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Our effective tax rates were 27.31% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 82.74% and 0.00% for the nine months ended September 30, 2022 and for the period from March 30, 2021 (inception) through September 30, 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended September 30, 2022 and 2021, nine months ended September 30, 2022 and for the period from March 30, 2021 (inception) through September 30, 2021, due to changes in the valuation allowance on the deferred tax assets.
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
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of September 30, 2022, the warrants are exercisable to purchase 16,000,000 shares of Class A common stock in the aggregate. As of September 30, 2021, there were no shares or warrants outstanding.

The following table reflects the calculation of basic and diluted net loss per share of common stock.

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock	$(536,161)	$—
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	—

Basic and diluted net loss per share, Class A Common Stock	$(0.02)	$—

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock	(134,040)	(74)
Denominator: Basic and diluted weighted average shares outstanding	7,187,500	6,250,000

Basic and diluted net loss per share, Class B Common Stock	$(0.02)	$(0.00)

	Nine Months Ended September 30, 2022	For the Period from March 30, 2021 (Inception) through September 30, 2021
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock, as adjusted	$(1,308,934)	$—
Denominator: Basic and diluted weighted average shares outstanding	27,591,575	—

Basic and diluted net loss per share, Class A Common Stock	$(0.05)	$—

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock, as adjusted	(339,180)	(856)
Denominator: Basic and diluted weighted average shares outstanding	7,149,725	6,250,000

Basic and diluted net loss per share, Class B Common Stock	$(0.05)	$(0.00)

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
Promissory Note — Related Party
On May 20, 2021, the Sponsor issued an unsecured promissory note to the Company (as amended, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. On June 4, 2021, the Company borrowed $300,000 under the Promissory Note. On January 11, 2022, the amount outstanding under the Promissory Note was paid in full. As of September 30, 2022 and December 31, 2021, $0 and $300,000
were outstanding under the Promissory Note, respectively. Borrowings under this Promissory Note are no longer available.

General and Administrative Services
Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support for up to 15 months, which includes up to approximately $22,000 per month payable to our Chief Financial Officer and consultants to assist us with our search for a target business. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded $105,000 and $302,581 under the service agreement, respectively. As of September 30, 2022 and December 31, 2021, there was $35,000 and $0 outstanding balance due to the Sponsor under the agreement, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Vendor Agreements
As of September 30, 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $40,000.
These fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the condensed balance sheets.
NOTE 7 — STOCKHOLDER’S (DEFICIT) EQUITY
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022, there were 28,750,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying condensed balance sheets. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.
Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 30, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $653,152, which consists of operating costs of $424,847 offset by interest earned on marketable securities held in the Trust Account of $1,323,353. Operating costs for the three months ended September 30, 2022, consist primarily of professional fees ($70,700), directors and officers insurance ($149,707), franchise tax ($50,000) and related party administration fee ($105,000). In addition, during the three months ended September 30, 2022, the Company recorded an income tax provision of $245,354 due to the increase in interest income during the period.

For the three months ended September 30, 2021, we had a net loss of $74, which consists of formation and operating costs.

For the nine months ended September 30, 2022, we had a net income of $54,834, which consists of operating costs of $1,385,278 offset by interest earned on marketable securities held in the Trust Account of $1,702,948. Operating costs for the nine months ended September 30, 2022, consist mostly of professional fees ($273,491), directors and officers insurance ($426,340), franchise tax ($148,767), listing fees ($140,062) and related party administration fee ($302,581). In addition, during the nine months ended September 30, 2022, the Company recorded an income tax provision of $262,836 due to the increase in interest income during the period.

For the period from March 30, 2021 (inception) through September 30, 2021, we had a net loss of $856, which consists of formation and operating costs.

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

Following the Initial Public Offering, the full exercise of the over-allotment option by the underwriters and the sale of the Private Placement Warrants, a total of $293,250,000 was placed in the Trust Account and as of September 30, 2022, we had $1,126,634 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. Transaction costs amounted to $16,368,261 consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees payable and $555,761 of other offering costs.

For the nine months ended September 30, 2022, cash used in operating activities was $1,892,119 which consisted of the net income of $54,834, interest earned on marketable securities held in the Trust Account of $1,702,948 and changes in operating assets and liabilities used $244,005 of cash from operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $294,935,292, including $1,702,948 of interest income (of which $17,656 have been withdrawn to pay franchise taxes), consisting of mutual funds invested primarily in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $1,126,634. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (initial completion without an extension ends on April 11, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with US GAAP, as defined above, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support for up to 15 months, which includes up to approximately $22,000 per month payable to our Chief Financial Officer and consultants to assist us with our search for a target business. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of September, 2022, the warrants are exercisable to purchase 16,000,000 shares of Class A common stock in the aggregate. As of September 30, 2021, there were no shares or warrants outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our initial public offering (the “Initial Public Offering”), the net proceeds of our Initial Public Offering, including amounts in the trust account (the “Trust Account”), have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. As of September 30, 2022, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

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

PART III—SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 14, 2022

C5 ACQUISITION CORPORATION

By:	/s/ Robert Meyerson
Robert Meyerson
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ David Glickman
David Glickman
Chief Business Development Officer and Chief Financial Officer (Principal Financial and Accounting Officer)