Form 10-K
period 2022-12-31
C5 Acquisition Corp
filed 2023-03-31
CIK 1856242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    YES  ☒    NO  ☐
The Registrant’s Units began trading on the New York Stock Exchange on January 7, 2022 and the Registrant’s shares of Class A common stock began separate trading on the New York Stock Exchange on February 28, 2022. As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock held by non-affiliates
of the
Registrant
was $287,212,500.
As of March
31
, 2023, there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.
Documents Incorporated by Reference: None.
Auditor Firm ID: 688
Auditor Name: Marcum LLP
Auditor Location: Los Angeles, CA

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report of Form 10-K (the “Annual Report”) report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Annual Report may include, for example, statements about:

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

On February 25, 2022, we announced that, commencing February 28, 2022, holders of the 28,750,000 units sold in the IPO may elect to separately trade the shares of Class A common stock and the warrants included in the units. Those units not separated continued to trade on the New York Stock Exchange (the “NYSE”) under the symbol “CXAC.U” and the shares of Class A common stock and warrants that were separated trade under the symbols “CXAC” and “CXAC WS”, respectively.

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

Financial Position

With funds available for a business combination in the amount of $297,414,415 as of December 31, 2022, assuming no redemptions and after payment of $10,062,500 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

•

any of our directors, officers or substantial security holders (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2022, we had access to approximately $297.4 million in the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

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

Facilities

We currently maintain our executive offices at 1701 Pennsylvania Ave NW, Ste # 460, Washington, D.C. 20006. The cost for this space is included in the $35,000 per month fee that we will pay our sponsor for office space and administrative and support services for up to 15 months. We consider our current office space adequate for our current operations.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer an emerging growth company will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We may engage any of our underwriters or their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s-length negotiation. Our underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including certain redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”) occurring after December 31, 2022. Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has authority to provide excise tax regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. On December 27, 2022, the U.S. Department of the Treasury issued a notice that provides interim operating rules for the excise tax, including rules governing the calculation and reporting of the excise tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the excise tax are published. Subject to potential exceptions, such notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change. It remains uncertain in some respects whether, and/or to what extent, the excise tax could apply to any redemptions of our public shares after December 31, 2022, including any redemptions in connection with an initial business combination, if the deadline for us to complete a business combination is extended or in the event we do not consummate an initial business combination by the appropriate date and liquidate.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We may not have sufficient liquidity to fund our working capital needs through one year from the issuance of the financial statements contained elsewhere in this Annual Report. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation-Going Concern,” if we are not able to consummate a Business Combination before April 11, 2023 (or such later date as may be extended by the Sponsor), we will commence an automatic winding up, dissolution and liquidation. Management has determined that the automatic liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities for these facts.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

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

An investment in us may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units, the allocation an investor makes with respect to the purchase price of a unit between the Class A common stock and the one-half of a public warrant to purchase one Class A common stock included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of public warrants are unclear under current law, and the adjustment to the exercise price and/or redemption price of the public warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our common stock suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such U.S. Holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 1701 Pennsylvania Ave NW, Ste # 460, Washington, D.C. 20006. The cost for this space is included in the $35,000 per month fee that we will pay our sponsor for office space, administrative and support services for up to 15 months.

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

Holders

Although there are a larger number of beneficial owners, at March 30, 2023, there was one holder of record of our units, one holder of record of our separately traded common stock and two holders of record of our separately traded warrants.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

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

Results of Operations

Our only activities from March 30, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $1,516,291, which consisted of investment income earned on the Trust assets of $4,183,071, partially offset by operating expenses of $1,915,927 and income taxes of $750,853.

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

As of December 31, 2022 and 2021, we had marketable securities held in the trust account of $297,415,415 (including approximately $4,183,071 of interest income) and $0 (including approximately $0 of interest income), respectively, consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we withdrew $17,656 of interest earned on the trust account.

For the year ended December 31, 2022, cash used in operating activities was $2,083,032. Net income of $1,516,291 was affected by interest earned on marketable securities held in the trust account of $4,183,071, and changes in operating assets and liabilities, which provided $583,748 of cash from operating activities.

For the year ended December 31, 2022, cash used in investing activities was $293,232,344, which primarily relates to the IPO proceeds deposited into the Trust account.

For the year ended December 31, 2022, cash provided by financing activities was $296,040,746, which primarily relates to the IPO.

For the period from March 30, 2021 (inception) through December 31, 2021, cash used in operating activities was $4,037.

For the period from March 30, 2021 (inception) through December 31, 2021, cash provided by financing activities was $214,351 and primarily relates to a related party loan.

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

At December 31, 2022, the Company had cash of $935,721 and working capital of $333,831.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022, we do not have any long-term debt, lease obligations, operating lease obligations or long-term liabilities.

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support for up to 15 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters will be entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.

As of December 31, 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $195,000. $110,000 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the balance sheets.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. A critical accounting estimate to our financial statements include valuation of warrants and valuation of allowance for taxes. We have identified the following critical accounting policies:

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

Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. All of the Company’s warrants have met the criteria for equity treatment.

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

Net Income per Common Share

Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 shares of Class B common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. At December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Robert “Rob” Meyerson	57	Chief Executive Officer and Director

David Glickman	60	Chief Business Development Officer and Chief Financial Officer

Steven J. Demetriou	64	Non-Executive Chairman of the Board of Directors

Linda Zecher Higgins	69	Director

Jeanne Tisinger	61	Director

Arun Gupta	54	Director

Robert “Rob” Meyerson is our Chief Executive Officer and is a Director. Mr. Meyerson is the former President of Blue Origin, an American aerospace company founded and owned by Jeff Bezos. Starting in 2003 and reporting directly to Mr. Bezos, Mr. Meyerson oversaw the transformation of Blue Origin from its founding into a more than 1500-person engineering and development organization executing on government and commercial contracts. Under his leadership, Blue Origin developed and flew the suborbital human-rated launch system, New Shepard; built a liquid rocket engine business including the BE-4 rocket engine which will power the boost stage of United Launch Alliance’s next-generation orbital launch vehicle; and designed its heavy-lift orbital launch vehicle, New Glenn. During this time, Mr. Meyerson led Blue Origin’s growth from a single facility in Seattle, WA, to multiple launch facilities, manufacturing facilities, and sales offices operating in six sites across the U.S. and internationally. Mr. Meyerson is the founder of Interlune, a venture backed company, and Delalune Space, a consulting company focused on the aerospace, mobility, technology and investment sectors. Mr. Meyerson has built relationships with some of the most exciting new companies doing business in the space sector. Mr. Meyerson joined C5 Capital as an Operating Partner in 2020. C5 Capital led a $130M Series B investment in Axiom Space, and Mr. Meyerson now serves on Axiom’s Board of Directors. Earlier in his career, Mr. Meyerson was a Senior Manager at Kistler Aerospace, and an aerospace engineer at NASA’s Johnson Space Center (JSC). He has served as a member of the Board of Directors of Sceye since June 2020, a member of the Board of Advisors of Hermeus, an aerospace engineering company, since 2019, and a member of the Advisory Board of NLX, a communications technology firm, since 2020. He is also a member of the Board of the Museum of Flight, and the University of Michigan College of Engineering Leadership Advisory Board. In 2016, the New Shepard team was awarded the Robert J. Collier Trophy for their accomplishments by the National Aeronautic Association; and in 2017, Mr. Meyerson was awarded the Space Flight Award by the American Astronautical Society. An ally and champion for young professionals and founders, Mr. Meyerson serves as a mentor in the Brooke Owens Fellowship, the Matthew Isakowitz Fellowship, and the Techstars Starburst Space Accelerator. Mr. Meyerson holds a B.S. degree in aerospace engineering from the University of Michigan and a master’s degree in industrial engineering (Engineering Management) from the University of Houston.

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

Steven J. Demetriou is a Director and serves as Non-Executive Chairman of the Board. Mr. Demetriou is currently the Executive Chair of the Board of Directors of Jacobs, a leading and innovative global solutions leader in renewable energy, cybersecurity, and space intelligence and exploration. Mr. Demetriou joined Jacobs as CEO in August 2015 and the following year was appointed Chair of the Board of Directors. In January 2023, transitioned to Executive Chair. During his tenure as CEO, Steve steered a profound reshaping of Jacobs’ business portfolio, operations and culture. Under his leadership, the company accelerated profitable growth and transformed into the leading, next-generation solutions provider by tackling some of the world’s biggest challenges for thriving cities, resilient environments, mission-critical outcomes, operational advancement, scientific discovery and cutting-edge manufacturing. Steve put culture change at the top of his agenda and personally championed inclusion and diversity across Jacobs. Steve’s broad international business perspectives are the product of more than 35 years in leadership and senior management roles across a wide range of industries. This included President and CEO of Noveon Specialty Chemicals (2001-2004) and Chairman and CEO of Aleris (2004-2015). In addition he has served on the board of nine companies over the course of his distinguished career including FirstEnergy, Kraton Corp, OM Group., Aleris Corp., and Foster Wheeler. In addition to serving on Jacobs’ Board, Steve also serves on the board for FirstEnergy Corp and Arcosa. He is also a member of the Champions of Change Coalition, the U.S. Co-Chair of the U.S. - Saudi Arabian Business Council and a board member of the Dallas Citizens Council. Mr. Demetriou holds a Bachelor of Science degree (B.S.) in Chemical Engineering from Tufts University.

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

Audit Committee

The members of our audit committee are Arun Gupta, Jeanne Tisinger and Steven J. Demetriou, and Steven J. Demetriou serves as chair of the audit committee. Our board of directors has determined that each of Arun Gupta, Jeanne Tisinger and Steven J. Demetriou is an independent director under applicable SEC and NYSE rules. Each member of the audit committee is financially literate and our board of directors has determined that Steven J. Demetriou qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the twelve months ended December 31, 2022, there were no delinquent filers.

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

Name of Individual	Entity Name	Entity’s Business	Affiliation
Robert Meyerson	Delalune Space	Management Consulting	Founder and Chief Executive Officer

	Axiom Space	Space Services	Director

	NLX Inc.	Communications Technology	Advisor

	Hermeus Corp.	Aerospace Engineering	Advisor

	Sceye	Engineering	Director

	ABL Space	Space Launch	Advisor

	Titan Space	Space Services	Advisor

	Prewitt Ridge	Engineering Software	Advisor

	Interlune	Startup company	Founder and CEO

David Glickman	Trialon Corp.	Auto sensor testing	Director

	Luminance Brands	LED lighting	Director

	Hynes Industries	Manufacturing (steel	Board observer

	Xeeva	Business Services (co-op purchasing)	Board observer

	Magnum Energy Solutions LLC	Wireless Automation Solutions	Director

	Aero Communications Inc.	Telecom Services	Director and Vice President

	Ohio Mineral Inc.	Aggregates	Director

	Affinity Special Apparel Inc.	Uniforms Business	Director

Steven J. Demetriou	Jacobs	Space, Cybersecurity and Infrastructure	Executive Chair

	FirstEnergy Corp	Electric Utility	Director

	Arcosa	Infrastructure	Director

Linda Zecher Higgins	Barkley Group	Consulting	Chief Executive Officer and Managing Director

	Hasbro Corporation	Toy and Game Manufacturer	Director; Chair of Cyber Security Committee; Member of Audit Committee

	Tenable, Inc.Wealth Holdings Limited	Cybersecurity holding company	Director; Member of Compensation and Nominating Committees

Name of Individual	Entity Name	Entity’s Business	Affiliation
Jeanne Tisinger	Mastercard	Payments Processing	Senior Advisor
	Midwest Reliability Organization	Electricity Management Oversight	Lead Independent Director
	Satelles	GPS Backup	Lead Independent Director
Arun Gupta	Columbia Capital	Investment Firm	Partner

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

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $35,000 to our sponsor for office space, administrative and support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees. Accordingly, in the event the consummation of the initial business combination takes the maximum 15 months, our sponsor will be paid a total of $525,000 ($35,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percentage of Outstanding Common Stock
C5 Sponsor LLC (our sponsor)(3)	7,187,500	20%
Steven J. Demetriou	—	—
Robert Meyerson	—	—
David Glickman	—	—
Linda Zecher Higgins	—	—
Jeanne Tisinger	—	—
All directors, executive officers and advisors as a group (6 individuals)	—	—
Saba Capital Management LP(4)	2,705,954	7.5%
Bank of Montreal(5)	1,672,700	4.7%
Periscope Capital Inc.(6)	1,685,709	4.7%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is in care of the Company at 1701 Pennsylvania Ave NW, Ste # 460, Washington, D.C. 20006.
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

(4)

According to Schedule 13G, filed on February 14, 2023 by Saba Capital Management, LP, (“Saba Capital”), Saba Capital Management GP, LLC, (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Saba Parties”), the business address of such parties is 405 Lexington Avenue, 58th Floor, New York, New York 10174. The Saba Parties hold 2,705,954 shares of Class A common stock. Such securities are held through Saba Capital Management, LP, a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein, a United States citizen.

(5)

According to Schedule 13G, filed on February 1, 2023 by Bank of Montreal, Bank of Montreal Holdings Inc., BMO Nesbitt Burns Holdings Corporation, BMO Nesbitt Burns Holdings Corporation, BMO Nesbitt Burns Inc. (BMO Nesbitt Burns”) and Bank of Montreal, NewYork Branch (collectively, the “BMO Parties”), the business address of such parties is 100 King Street West, 21st Floor, Toronto, Ontario, M5X 1A1, Canada. The BMO Parties hold 1,672,700 shares of Class A common stock.

(6)

According to Schedule 13G, filed on February 13, 2023 by Periscope Capital Inc. (“Periscope”), the business address of such parties is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada. Periscope holds 1,511,409 shares of Class A common stock. Periscope acts as investment manager of, and exercises discretion with respect to certain private investment funds (each, a “Periscope Fund”) that collectively and directly own 174,300 shares of Class A common stock.

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

We entered into an Administrative Services Agreement pursuant to which we will also pay our sponsor a total of $35,000 per month for office space and administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 15 months, our sponsor will be paid a total of $525,000 ($35,000 per month) for office space and administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitutes a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be, or have been, made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from (i) funds held outside the trust account or (ii) permitted withdrawals:

•	repayment of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•	payment to our sponsor of a total of $35,000 per month, for up to 15 months, for office space, administrative and support services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC, including services in connection with our IPO, for the period from March 30, 2021 (inception) through December 31, 2021 and for the twelve months ended December 31, 2022 totaled $74,675 and $126,175 respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for twelve months ended December 31, 2022.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the twelve months ended December 31, 2022.

All Other Fees. We did not pay Marcum for other services for the twelve months ended December 31, 2022.

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

Exhibit Number	Description

1.1	Underwriting Agreement, dated January 6, 2022, among the Company and Cantor, as representative of the underwriters (incorporated by reference to the Exhibit 1.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to the Exhibit 3.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on December 3, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on December 3, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on December 3, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on December 3, 2021).

4.4	Public Warrant Agreement, dated January 6, 2022 between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

4.5	Description of Securities of the Company (incorporated by reference to Exhibit 4.6 filed with the Company’s current report on Form 10-K filed by the Registrant on March 29, 2022).

4.6	Private Warrant Agreement, dated January 6, 2022 between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Exhibit 4.2 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.1	Letter Agreement, dated January 6, 2022, among the Company, the Company’s officers and directors and the Sponsor (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.2	Investment Management Trust Agreement, dated January 6, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.3	Registration Rights Agreement, dated January 6, 2022, among the Company and certain security holders (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.4	Private Placement Warrants Purchase Agreement, dated January 6, 2022, between the Company and the Sponsor (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.5	Amended and Restated Promissory Note, dated May 20, 2021, issued by the Registrant in favor of our sponsor (incorporated by reference to Exhibit 10.1 filed with the Company’s registration statement on Form S-1 filed by the Registrant on November 19, 2021).

10.6	Second Amended and Restated Promissory Note, dated December 30, 2021, issued by the Registrant in favor of our sponsor (incorporated by reference to Exhibit 10.9 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on December 30, 2021).

10.7	Securities Subscription Agreement, dated as of May 17, 2021, between the Registrant and our sponsor (incorporated by reference to Exhibit 10.2 filed with the Company’s registration statement on Form S-1 filed by the Registrant on November 19, 2021).

Exhibit Number	Description

10.8	Indemnity Agreement, dated January 6, 2022, between the Company and Steven J. Demetriou (incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.9	Indemnity Agreement, dated January 6, 2021, between the Company and David Glickman (incorporated by reference to the Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.10	Indemnity Agreement, dated January 6, 2022, between the Company and Arun Gupta (incorporated by reference to the Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.11	Indemnity Agreement, dated January 6, 2022, between the Company and Robert Meyerson (incorporated by reference to the Exhibit 10.8 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.12	Indemnity Agreement, dated January 6, 2022, between the Company and Jeanne Tisinger (incorporated by reference to the Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.13	Indemnity Agreement, dated January 6, 2022, between the Company and Linda Zecher Higgins (incorporated by reference to the Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

10.14	Administrative Services Agreement, dated May 27, 2021, between the Company and the Sponsor (incorporated by reference to the Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on January 12, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 31st day of March, 2023.

C5 ACQUISITION CORPORATION

By:	/s/ David Glickman
Name:	David Glickman
Title:	Chief Business Development Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Robert Meyerson	Chief Executive Officer and Director	March 31, 2023
Robert Meyerson	(Principal Executive Officer)

/s/ David Glickman	Chief Business Development Officer and Chief Financial Officer	March 31, 2023
David Glickman	(Principal Financial and
Accounting Officer)

/s/ Steven J. Demetriou	Non-Executive Chairman of the Board of Directors	March 31, 2023
Steven J. Demetriou

/s/ Linda Zecher Higgins	Director	March 31, 2023
Linda Zecher Higgins

/s/ Jeanne Tisinger	Director	March 31, 2023
Jeanne Tisinger

/s/ Arun Gupta	Director	March 31, 2023
Arun Gupta

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
C5 Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of C5 Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 30, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has limited cash and working capital and continues to use cash in operations. In addition, the Company currently has less than 12 months to complete a business combination and, if unsuccessful, may be required to cease all operations, redeem the public shares, liquidate and dissolve. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Los Angeles, CA
March 31, 2023

F-1

C5 ACQUISITION
CORPORATION
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$935,721	$210,351
Prepaid expenses	597,422	—

Total Current Assets	1,533,143	210,351
Deferred offering costs	—	476,457
Investments held in the Trust Account	297,415,415	—

Total Assets	$298,948,558	$686,808

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDER S ’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$448,459	$17,747
Income taxes payable	750,853
Accrued offering costs	—	365,845
Note payable – Sponsor	—	300,000

Total Current Liabilities	1,199,312	683,592
Deferred underwriting commission	10,062,500	—

Total liabilities	11,261,812	683,592
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 28,750,000 and 0 shares at December 31, 2022 and 2021, respectively (at redemption value of $10.24 per share)	296,464,562	—
Stockholders’ (Deficit) Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding at December 31, 2022 and 2021 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 7,187,500 shares issued and outstanding at December 31, 2022 and 2021, respectively (1)	719	719
Additional paid-in capital	—	24,281
Accumulated deficit	(8,778,535)	(21,784)

Total Stockholder s ’ (Deficit) Equity	(8,777,816)	3,216

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholder s ’ (Deficit) Equity	$298,948,558	$686,808

(1)	As of December 31, 2021, in cludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full.
The accompanying notes are an integral part of the financial statements.

F-
2

C5 ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period from March 30, 2021 (Inception) Through
	December 31,	December 31,
	2022	2021
EXPENSES
Administration fee - related party	$407,581	$—
General and administrative	1,508,346	21,784

TOTAL EXPENSES	1,915,927	21,784

OTHER INCOME
Income earned on Investments held in Trust Account	4,183,071	—

TOTAL OTHER INCOME	4,183,071	—

Income (loss) before provision for income taxes	2,267,144	(21,784)

Provision for income taxes	(750,853)	—

Net income (loss)	$1,516,291	$(21,784)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	27,883,562	—

Basic and diluted net income per share of Class A common stock	$0.04	$—
Weighted average number of shares of Class B common stock outstanding, basic and diluted (1)	7,159,247	6,250,000
Basic and diluted net income per share of Class B common stock	$0.04	$(0.00)

(1)	As of December 31, 2021, excludes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full.
The accompanying notes are an integral part of the financial statements.

F-
3

C5 ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDER
S
’ (DEFICIT) EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2022 AND THE PERIOD FROM MARCH 30, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholder s ’ (Deficit) Equity
	Shares	Amount
Balance as of March 30, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(21,784)	(21,784)

Balance as of December 31, 2021	7,187,500	$719	$24,281	$(21,784)	$3,216
Proceeds Allocated to Public Warrants	—	—	11,514,821	—	11,514,821
Proceeds from Private Warrants, net of offering costs	—	—	15,007,880	—	15,007,880
Value of transaction costs allocated to the fair value of equity instruments	—	—	(654,468)	—	(654,468)
Remeasurement of Class A common stock to redemption value	—	—	(25,892,514)	(7,058,480)	(32,950,994)
Accretion of Class A common stock to redemption amount	—	—	—	(3,214,562)	(3,214,562)
Net income	—	—	—	1,516,291	1,516,291

Balance as of December 31, 2022	7,187,500	$719	$—	$(8,778,535)	$(8,777,816)

(1)	As of December 31, 2021, includes an aggregate of up to 937,500 shares of Class B common stock subject to forfeiture if the over- allotment option is not exercised in full.
The accompanying notes are an integral part of the financial statements.

F-
4

C5 ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period From March 30, 2021 (Inception) Through December 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$1,516,291	$(21,784)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(4,183,071)	—
Costs paid by Sponsor		90
Changes in operating assets and liabilities:	—
Prepaid expenses	(597,422)	—
Income taxes payable	750,853
Accounts payable and accrued expenses	430,712	17,657

Net Cash Used In Operating Activities	(2,083,032)	(4,037)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(293,250,000)	—
Cash withdrawn from Trust Account for taxes	17,656

Net Cash Used In Investing Activities	(293,232,344)	—
Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	281,750,000	—
Sale of Private Placement Warrants to Sponsor	15,035,500	—
Proceeds from Sponsor promissory note	—	300,000
Repayment of Sponsor promissory note	(300,000)	—
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Payment of offering costs	(444,754)	(110,612)

Net Cash Provided By Financing Activities	296,040,746	214,388

Net change in cash	725,370	210,351
Cash at beginning of period	210,351	—

Cash at end of period	$935,721	$210,351

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$395	$365,845
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$10,062,500	$—
Class A Common Stock measurement adjustment	$32,950,994	$—
Accretion of Class A common stock to redemption value	$3,214,562	$—
The accompanying notes are an integral part of the financial statements.

F-
5

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
All activity for the period from March 30, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below and search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

F-
6

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

F-
7

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

F-
8

Going Concern, Liquidity and Management’s Plan
At December 31, 2022, the Company had cash of $935,721 and working capital of $333,831.
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

F-
9

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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. The Company has determined that its more significant accounting estimates included in these financial statements is the valuation of warrants and the valuation of deferred tax assets. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Warrant Liabilities
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

All of the Company’s warrants have met the criteria for equity treatment.

F-10

Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of
$297,415,415 are presented as temporary equity, outside of the stockholder
s
’ (deficit) equity section of the Company’s balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share
.” Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of December 31, 2022, the warrants are exercisable to purchase

16,000,000
shares of Class A common stock in the aggregate. As of December 31, 2021, there were no
shares or warrants outstanding.

F-1
1

The following table reflects the calculation of basic and diluted net income
 per share of common stock.

	Year Ended December 31, 2022	For the Period from March 30, 2021 (Inception) through December 31, 2021
Class A Common Stock
Numerator: Income allocable to Class A Common Stock	$1,206,513	$—
Denominator: Basic and diluted weighted average shares outstanding	27,883,562	—

Basic and diluted net income per share, Class A Common Stock	$0.04	$—

Class B Common Stock
Numerator: Income allocable to Class B Common Stock	309,778	(21,784)
Denominator: Basic and diluted weighted average shares outstanding	7,159,247	6,250,000

Basic and diluted net income per share, Class B Common Stock	$0.04	$(0.00)

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

F-1
2

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
NOTE 5 — RELATED PARTIES
Founder Shares
On May 18, 2021, the Sponsor received 7,187,500 of the Company’s Class B common stock (the “Founder Shares”) for $25,000. The Founder Shares include an aggregate of up to 937,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their overallotment option on January 6, 2022, no Founder Shares were subject to forfeiture (see Note 6).
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
Promissory Note — Related Party
On May 20, 2021, the Sponsor issued an unsecured promissory note to the Company (as amended, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. On June 4, 2021, the Company borrowed $300,000 under the Promissory Note. On January 11, 2022, the amount outstanding under the Promissory Note was paid in full. As of December 31, 2022 and 2021, $0 and $300,000 were outstanding under the Promissory Note, respectively. Borrowings under this Promissory Note are no longer available.

F-1
3

General and Administrative Services
Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support for up to 15 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Accordingly, in the event the consummation of the initial business combination takes the maximum 15 months, our sponsor will be paid a total of $525,000 ($35,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

During the year ended December 31, 2022, the Company recorded $407,581 under the service agreement, respectively. As of December 31, 2022 and 2021, there was $35,000 and $0 outstanding balance due to the Sponsor under the agreement, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.
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

F-1
4

Financial Advisor Engagement
Following the completion of the Company’s Initial Public Offering, the Company entered into an engagement letter (the “Engagement Letter”) with a financial advisor in connection with an initial business combination and as a placement agent in connection with related private placement transactions (each, a “PIPE transaction”). In connection with the Engagement Letter and upon closing of the initial business combination and PIPE transaction, the Company has agreed to pay the advisor a variable transaction fee based on the value of the initial business combination and a transaction fee with respect to each completed PIPE transaction, in each case, pursuant to the terms of the Engagement Letter. The advisor also participated in the Company’s Initial Public Offering as an underwriter.
Vendor Agreements
As of December 31, 2022, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $195,000. $110,000 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the balance sheets.
NOTE 7 — STOCKHOLDER
S
’ (DEFICIT) EQUITY
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022, there were 28,750,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheets. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding.
Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 7,187,500 shares of Class B common stock issued and outstanding.
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

F-1
5

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

F-1
6

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
NOTE 8 — TAXES
The Company’s net deferred tax asset (liability) is as follows:

	December 31, 2022	December 31, 202 1

Deferred tax assets:
Start-up costs	$274,753	$4,575
Total deferred tax assets	274,753	4,575
Valuation Allowance	(274,753)	(4,575)
Deferred tax asset, net of allowance	—
Below is breakdown of the income tax provision.

	For the Year Ended December 31, 2022	For the Period March 30, 2021 (inception) through December 31, 2021
Federal
Current	$750,853	$—
Deferred	—	—
State and local
Current	—
Deferred	—
Change in valuation allowance	—	—
Income tax provision	$750,853	—
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $270,178.
A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

F-1
7

	For the Year Ended December 31, 2022	For the Period March 30, 2021 (inception) Through December 31, 2021
U.S. federal statutory rate	(21.0)%	(21.0)%
Valuation allowance	(12.1)%	21.0%
Income tax provision	(33.1)%	—
The effective

tax rate differs from the statutory tax rate of
21
% for the year ended December 31, 2022

and for the period March 30, 2021 (inception) through December 31, 2021, due to
th
e valuation allowance recorded on the Company’s start up costs in 2022. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in these financial statements, except as disclosed below.
On February 24, 2023, the Company entered into a finder’s fee agreement with PartnerCap Securities, LLC (“PartnerCap”), pursuant to which PartnerCap will provide information to the Company relating to a proposed business combination transaction. The Company has agreed to pay PartnerCap a fee only if the Company consummates a business combination transaction with a target identified by PartnerCap.

F-1
8