Form 10-Q
period 2023-03-31
C5 Acquisition Corp
filed 2023-05-22
CIK 1856242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)..    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
22
, 2023 there were 28,750,000 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

C5 ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

-i-

PART
I-FINANCIAL
INFORMATION

Item 1.	Interim Financial Statements
C5 ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2023 (unaudited)	December 31, 2022

ASSETS
Current Assets:
Cash	$709,219	$935,721
Prepaid expenses	449,125	597,422

Total Current Assets	1,158,344	1,533,143
Investments held in the Trust Account	300,376,818	297,415,415

Total Assets	$301,535,162	$298,948,558

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$462,350	$448,459
Income taxes payable	1,402,768	750,853

Total Current Liabilities	1,865,118	1,199,312
Deferred underwriting commission	10,062,500	10,062,500

Total liabilities	11,927,618	11,261,812
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 28,750,000 at March 31, 2023 and December 31, 2022, respectively (at redemption value of $10.40 and $10.31 per share, respectively)	298,917,007	296,464,562
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022 (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 7,187,500 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	719	719
Additional paid-in capital	—	—
Accumulated deficit	(9,310,182)	(8,778,535)

Total Stockholders’ Deficit	(9,309,463)	(8,777,816)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$301,535,162	$298,948,558

The accompanying notes are an integral part of the unaudited condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2023	2022
EXPENSES
Administration fee - related party	$105,000	$92,581
General and administrative	477,252	409,292

TOTAL EXPENSES	582,252	501,873

OTHER INCOME
Income earned on Investments held in Trust Account	3,154,965	46,766

TOTAL OTHER INCOME	3,154,965	46,766

Income (loss) before provision for income taxes	2,572,713	(455,107)
Provision for income taxes	651,915	—

Net income (loss)	$1,920,798	$(455,107)

Weighted average number of shares of Class A common stock outstanding, basic and diluted	28,750,000	25,236,111

Basic and diluted net income (loss) per share of Class A common stock	$0.05	$(0.01)

Weighted average number of shares of Class B common stock outstanding, basic and diluted	7,187,500	7,072,917

Basic and diluted net income (loss) per share of Class B common stock	$0.05	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2023	7,187,500	$719	$—	$(8,778,535)	$(8,777,816)
Accretion of Class A common stock to redemption amount	—	—	—	(2,452,445)	(2,452,445)
Net income	—	—	—	1,920,798	1,920,798

Balance as of March 31, 2023	7,187,500	$719	$—	$(9,310,182)	$(9,309,463)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
	Shares	Amount
Balance as of January 1, 2022	7,178,500	$719	$24,281	$(21,784)	$3,216
Proceeds Allocated to Public Warrants	—	—	11,514,821	—	11,514,821
Proceeds from Private Warrants, net of offering costs	—	—	15,007,880	—	15,007,880
Value of transaction costs allocated to the fair value of equity instruments	—	—	(654,468)	—	(654,468)
Remeasurement of Class A common stock to redemption value	—	—	(25,892,514)	(7,058,480)	(32,950,994)
Accretion of Class A common stock to redemption amount	—	—	—	(46,766)	(46,766)
Net loss	—	—	—	(455,107)	(455,107)

Balance as of March 31, 2022	7,187,500	$719	$—	$(7,582,137)	$(7,581,418)

The accompanying notes are an integral part of the unaudited condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Cash Flows From Operating Activities:
Net income (loss)	$1,920,798	$(455,107)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(3,154,965)	(46,766)
Prepaid expenses	148,297	(616,482)
Other current assets	—	(65,363)
Other assets	—	(457,260)
Income tax payable	651,915	—
Accounts payable and accrued expenses	13,891	285,998

Net Cash Used In Operating Activities	(420,064)	(1,354,980)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(293,250,000)
Cash withdrawn from Trust Account for taxes	193,562	—

Net Cash Provided By (Used In) Investing Activities	193,562	(293,250,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	281,750,000
Sale of Private Placement Warrants to Sponsor	—	15,035,500
Repayment of Sponsor promissory note	—	(300,000)
Payment of offering costs	—	(444,754)

Net Cash Provided By Financing Activities	—	296,040,746

Net change in cash	(226,502)	1,435,766
Cash at beginning of period	935,721	210,351

Cash at end of period	$709,219	$1,646,117

Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$10,062,500
Class A Common Stock measurement adjustment	$—	$32,950,994
Accretion of Class A common stock to redemption value	$2,452,445	$46,766
Offering costs included in accounts payable and accrued expenses	$395	$395
The accompanying notes are an integral part of the unaudited condensed financial statements.

C5 ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
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
All activity for the period from March 30, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below and search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
At the special meeting of the stockholders of the Company held on April 6, 2023 (the “Special Meeting”), stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company has to consummate a Business Combination from April 11, 2023 to December 31, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”).
In connection with the vote to approve the Charter Amendment, holders of 19,455,692 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.45 per share, for an aggregate redemption amount of approximately $203.2 million. As a result, approximately $203.2 million was removed from the Trust Account to redeem such shares and 9,294,308 shares of Class A common stock remained outstanding after the redemption was effected. Upon payment of the redemption, approximately $97.8 million will remain in the Trust Account.
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
The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in the Trust Account.
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
If the Company has not completed a Business Combination by December 31, 2023 (the “Combination Period”), the Company
will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“
Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (the completion window currently ends on December 31, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial
B
usiness
C
ombination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on
Form 10-K. In
the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act
,
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash account
s
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
Expenses of Offering
.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $555,761 consisted principally of costs incurred in connection with preparation for the Initi
a
l Public Offering. These offering costs, together with the underwriter fees of $15,812,500, were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering.
Warrants
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

Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, the shares of Class A common stock subject to possible redemption in the amount of $298,917,007 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed
balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against accumulated deficit.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share
.” Net income (loss) per share of common stock is computed by dividing net income (loss
)
 by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of March 31, 2023 and 2022, the warrants are exercisable to purchase
16,000,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income per share of common stock.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Class A Common Stock
Numerator: Income (loss) allocable to Class A Common Stock, $ 1,536,639	$1,536,638	$(355,477)
Denominator: Basic and diluted weighted average shares outstanding	28,750,000	25,236,111

Basic and diluted net income (loss) per share, Class A Common Stock	$0.05	$(0.01)

Class B Common Stock
Numerator: Income (loss) allocable to Class B Common Stock,	384,160	(99,630)
Denominator: Basic and diluted weighted average shares outstanding	7,187,500	7,072,917

Basic and diluted net income (loss) per share, Class B Common Stock	$0.05	$(0.01)

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
The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an
i
nitial Business Combination, subject to certain exceptions.
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

Promissory Note — Related Party
On May 20, 2021, the Sponsor issued an unsecured promissory note to the Company (as amended, the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. On June 4, 2021, the Company borrowed $300,000 under the Promissory Note. On January 11, 2022, the amount outstanding under the Promissory Note was paid in full. As of March 31, 2023 and
December 31, 2022, there were no outstanding borrowings under the Promissory Note, respectively. Borrowings under this Promissory Note are no longer available.
General and Administrative Services
Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support until the earlier of the completion of the initial Business Combination and the Company’s liquidation
.
Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.
During the three months ended March 31, 2023 and 2022, the Company recorded $105,000 and $92,581 under the service agreement, respectively. As of March 31, 2023 and December 31, 2022, there was $35,000 outstanding balance due to the Sponsor under the agreement, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.
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
Financial Advisor Engagement
Following the completion of the Company’s Initial Public Offering, the Company entered into an engagement letter (the “Engagement Letter”) with a financial advisor in connection with an initial
B
usiness
C
ombination and as a placement agent in connection with related private placement transactions (each, a “PIPE transaction”). In connection with the Engagement Letter and upon closing of the initial
B
usiness
C
ombination and PIPE transaction, the Company has agreed to pay the advisor a variable transaction fee based on the value of the initial
B
usiness
C
ombination and a transaction fee with respect to each completed PIPE transaction, in each case, pursuant to the terms of the Engagement Letter. The advisor also participated in the Company’s Initial Public Offering as an underwriter.
Vendor Agreements
As of March 31, 2023, the
Co
mpany had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $345,000. $190,000 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the condensed
balance sheets.
On February 24, 2023, the Company entered into a finder’s fee agreement with PartnerCap Securities, LLC (“PartnerCap”), pursuant to which PartnerCap will provide information to the Company relating to a proposed
B
usiness
C
ombination transaction. The Company has agreed to pay PartnerCap a fee only if the Company consummates a
B
usiness
C
ombination transaction with a target identified by PartnerCap.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 28,750,000 shares of the Class A Common Stock, respectively, that were classified as temporary equity in the accompanying condensed
balance sheets.
Class B Common Stock — The Company is authorized to issue 100,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,187,500 shares of Class B common stock issued and outstanding.
Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our stockholders, including the election of directors, except as otherwise required by law. In connection with our initial
B
usiness
C
ombination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public.
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
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in these financial statements
, except as disclosed below
.
At the special meeting of the stockholders of the Company held on April 6, 2023 (the “Specia
l M
eeting”), stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company has to consummate a
B
usiness
C
ombination from April 11, 2023 to December 31, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”).
In connection with the vote to approve the Charter Amendment, holders of 19,455,692 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.45 per share, for an aggregate redemption amount of approximately $203.2 million. As a result, approximately $203.2 million was removed from the Trust Account to redeem such shares and 9,294,308 shares of Class A common stock remained outstanding after the redemption was effected. Upon payment of the redemption, approximately $97.8 million will remain in the Trust
Account.
As previously announced, the Company or the Sponsor will make monthly deposits directly to the Tr ust
Accoun
t
 in the amount of $
320,000
(each deposit, a “Contribution”) following the a
ppro
val and impleme
nta
tion of the Charter Amendment.
Each Contribution will be paid monthly beginning on April 11, 2023 and thereafter on the eleventh day of each month (or if such eleventh day is not a business day, on the business day immediately preceding such eleventh day) until the earliest to occur of (i) the consummation of a business combination, (ii) December 11, 2023 and (iii) if a business combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of the Company’s board of directors. Contributions from the Sponsor to fund the monthly payments and other working capital requirements will be made pursuant to a non-inte rest
bearing, unsecured promissory note (the “Promissory Note”) issued by us to our Sponsor. The Promissory Note will mature on the earlier of (1) the date the Company consummates a business combination and (2) the date that the winding up of the Company is effective (such date, the “Maturity Date”). The Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor upon the Maturity Date. The Maturity Date may be accelerated upon the occurrence of an “Event of Default” (as defined in the Promissory Note). Any outstanding principal under the Promissory Note may be prepaid at any time by the Company, at its election and without penalty.
In each of April and May 2023, $320,000 was deposited into the Trust Account in accordance with the conditions of the extension.

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

Results of Operations

Our only activities from March 30, 2021 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $1,920,798, which consists of interest earned on marketable securities held in the Trust Account of $3,154,965 and partially offset by operating costs of $582,252 and income taxes of $651,915.

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

As of March 31, 2023 and December 31, 2022, we had marketable securities held in the Trust Account of $300,376,818 and $297,415,415, respectively, consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2023, we withdrew $193,562 of interest earned on the Trust Account.

For the three months ended March 31, 2023, cash used in operating activities was $420,064 which consisted of the net income of $1,920,798, interest earned on marketable securities held in the Trust Account of $3,154,965 and changes in operating assets and liabilities, which provided $814,103 of cash from operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $1,354,980 which consisted of the net loss of $455,107, interest earned on marketable securities held in the Trust Account of $46,766 and changes in operating assets and liabilities used $853,107 of cash from operating activities.

For the three months ended March 31, 2023, cash provided by investing activities was $193,562 which consisted of cash drawn from the Trust Account for taxes.

For the three months ended March 31, 2022, cash used in investing activities was $293.3 million which consisted of proceeds from the IPO deposited into the Trust account.

For the three months ended March 31, 2022, cash provided by financing activities was 296.0 million which consisted of proceeds from the IPO and private placement, net of offering costs.

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

At March 31, 2023, the Company had cash of $709,219 and working capital of $695,994.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (the completion window currently ends on December 31, 2023), the mandatory liquidation requirement that the

Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At the special meeting of the stockholders of the Company held on April 6, 2023 (the “Special Meeting”), stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the “Charter”) to extend the date by which the Company has to consummate a Business Combination from April 11, 2023 to December 31, 2023 (or such earlier date as determined by the Company’s board of directors) (the “Charter Amendment”).

In connection with the vote to approve the Charter Amendment, holders of 19,455,692 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.45 per share, for an aggregate redemption amount of approximately $203.2 million. As a result, approximately $203.2 million was removed from the Trust Account to redeem such shares and 9,294,308 shares of Class A common stock remained outstanding after the redemption was effected. Upon payment of the redemption, approximately $97.8 million will remain in the Trust Account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023, we do not have any long-term debt, lease obligations, operating lease obligations or long-term liabilities.

Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support until the earlier of the completion of the initial Business Combination and the Company’s liquidation. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

The underwriters will be entitled to a deferred fee of $0.35 per Unit, or $10,062,500 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete a Business Combination, subject to the terms of the underwriting agreement.

As of March 31, 2023, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $345,000. $190,000 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in ASC 480 Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

All of the Company’s warrants have met the criteria for equity treatment.

Offering Costs associated with Initial Public Offering

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SAB Topic 5A, “Expenses of Offering.” Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $555,761 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $15,812,500, were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of March 31, 2023 and December 31, 2022, the warrants are exercisable to purchase 16,000,000 shares of Class A common stock in the aggregate.

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

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

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

PART III-SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 22, 2023

C5 ACQUISITION CORPORATION

By:	/s/ Robert Meyerson
Robert Meyerson
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ David Glickman
David Glickman
Chief Business Development Officer and Chief Financial Officer (Principal Financial and Accounting Officer)