Form 10-Q
period 2023-06-30
C5 Acquisition Corp
filed 2023-11-13
CIK 1856242

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
of the Exchange
Act).    Yes
☒
    No  ☐
As o
f November 1,
2023 there were
0 shares of Class A common stock, $0.0001 par value, and 7,187,500 shares of Class B common
stock, $0.0001 par value, issued and outstanding.

C5 ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED June 30, 2023

-i-

PART
I-FINANCIAL
INFORMATION

Item 1.	Interim Financial Statements
C5 ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2023 (unaudited)	December 31, 2022
ASSETS
Current Assets:
Cash	$766	$935,721
Prepaid expenses	301,045	597,422

Total Current Assets	301,811	1,533,143
Investments held in the Trust Account	99,163,964	297,415,415

Total Assets	$99,465,775	$298,948,558

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$819,711	$448,459
Excise tax payable	2,032,423	—
Income taxes payable	1,018,755	750,853

Convertible promissory notes – related party	370,000	—

Total Current Liabilities	4,240,889	1,199,312
Deferred underwriting commission	10,062,500	10,062,500

Total liabilities	14,303,389	11,261,812
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 9,294,308 and 28,750,000 at June 30, 2023 and December 31, 2022, respectively (at redemption value of $10.55 and $10.31 per share, respectively)	98,030,311	296,464,562
Stockholders’ Deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022 (excluding 9,294,308 and 28,750,000 shares subject to possible redemption, respectively)	—	—
Class B common stock, $0.0001 par value, 100,000,000 shares authorized, 7,187,500 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	719	719
Additional paid-in capital	—	—
Accumulated deficit	(12,868,644)	(8,778,535)

Total Stockholders’ Deficit	(12,867,925)	(8,777,816)

Total Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$99,465,775	$298,948,558

The accompanying notes are an integral part of the unaudited condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee - related party	$105,000	$105,000	$210,000	$197,581
General and administrative	511,039	353,558	988,291	762,850

TOTAL EXPENSES	616,039	458,558	1,198,291	960,431

OTHER INCOME
Income earned on Investments held in Trust Account	1,816,603	332,829	4,971,568	379,595

TOTAL OTHER INCOME	1,816,603	332,829	4,971,568	379,595

Net income (loss) before income tax provision	1,200,564	(125,729)	3,773,277	(580,636)

Income tax provision	370,987	17,482	1,022,902	17,482

Net income (loss)	$829,577	$(143,211)	$2,750,375	$(598,318)

Basic and diluted weighted average shares outstanding, Class A Common Stock	15,066,876	28,750,000	21,870,639	27,002,762

Basic and diluted net income (loss) per share of Class A Common Stock	$0.04	$(0.01)	$0.09	$(0.03)

Weighted average number of shares of Class B Common Stock outstanding, basic and diluted	7,187,500	7,187,500	7,187,500	7,130,525

Basic and diluted net income (loss) per share of Class B Common Stock	$0.04	$(0.01)	$0.09	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	7,187,500	$719	$—	$(8,778,535)	$(8,777,816)
Accretion of Class A common stock to redemption amount	—	—	—	(2,452,445)	(2,452,445)
Net incom e	—	—	—	1,920,798	1,920,798

Balance as of March 31, 2023	7,187,500	719	—	(9,310,182)	(9,309,463)
Accretion of Class A common stock to redemption amount	—	—	—	(4,388,039)	(4,388,039)
Net income	—	—	—	829,577	829,577

Balance as of June 30, 2023	7,187,500	$719	$—	$(12,868,644)	$(12,867,925)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional
	Common Stock		Paid-In	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	7,187,500	$719	$24,281	$(21,784)	$3,216
Proceeds Allocated to Public Warrants			11,514,821	—	11,514,821
Proceeds from Private Warrants, net of offering costs	—	—	15,007,880	—	15,007,880
Value of transaction costs allocated to the fair value of equity instruments	—	—	(654,468)	—	(654,468)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(25,892,514)	(7,058,480)	(32,950,994)
Accretion of Class A common stock to redemption amount	—	—	—	(46,766)	(46,766)
Net loss	—	—	—	(455,107)	(455,107)

Balance as of March 31, 2022	7,187,500	719	—	(7,582,137)	(7,581,418)
Accretion of Class A common stock to redemption amount	—	—	—	(297,691)	(297,691)
Net loss	—	—	—	(143,211)	(143,211)

Balance as of June 30, 2022	7,187,500	$719	$—	$(8,023,039)	$(8,022,320)

The accompanying notes are an integral part of the unaudited condensed financial statements.

C5 ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Six
	For the Six	Months
	Months Ended	Ended June 30,
	June 30, 2023	2022
Cash Flows From Operating Activities:
Net income (loss)	$2,750,375	$(598,318)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income earned on Investments held in Trust Account	(4,971,568)	(379,595)
Changes in operating assets and liabilities:
Prepaid expenses	296,377	(648,654)
Other assets	—	(309,180)
Income tax payable	267,902	—
Accounts payable and accrued expenses	371,252	175,054

Net Cash Used In Operating Activities	(1,285,662)	(1,760,693)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(960,000)	(293,250,000)
Cash drawn for redemptions	203,242,313	—
Cash withdrawn from Trust Account for taxes	940,707	17,656

Net Cash Provided By (Used In) Investing Activities	203,223,020	(293,232,344)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	281,750,000
Cash paid for redemptions of Class A common stock	(203,242,313)	—
Sale of Private Placement Warrants to Sponsor	—	15,035,500
Repayment of Sponsor promissory note	—	(300,000)
Payment of offering costs	—	(444,754)
Proceeds from convertible promissory notes – related party	370,000	—

Net Cash (Used In) Provided By Financing Activities	(202,872,313)	296,040,746

Net change in cash	(934,955)	1,047,709
Cash at beginning of period	935,721	210,351

Cash at end of period	$766	$1,258,060

Supplemental disclosure of cash flow information:
Cash paid for taxes	$948,563	$—
Supplemental disclosure of non-cash financing activities:
Deferred offering costs included in accrued offering costs	$—	$10,062,500
Class A Common Stock measurement adjustment	$—	$32,950,994
Accretion of Class A common stock to redemption value	$6,840,484	$344,457
Offering costs included in accounts payable and accrued expenses	$—	$395
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
All activity for the period from March 30, 2021 (inception) through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”) as described below and search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender of fer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”
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
The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-business
combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
The Sponsor has agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit

($
10.00
).
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
In connection with the vote to approve the Charter Amendment, holders of 19,455,692 shares of Class A common stock exercised their right to redeem their shares for cash at a redemption price of approximately $10.45 per share, for an aggregate redemption amount of approximately $203.2 million. As a result, approximately $203.2 million was removed from the Trust Account to redeem such shares and 9,294,308 shares of Class A common stock remained outstanding after the redemption was effected. Upon payment of the redemption, approximately $97.8 million remained in the Trust Account.
Following the Charter Amendment, the Company or the Sponsor will make monthly deposits directly to the Trust Account in the amount of $
320,000
 (
each deposit, a “Contribution”). Deposits may be made by the Sponsor or from cash held outside of the trust. Each Contribution will be paid monthly beginning on April 11, 2023 and thereafter on the eleventh day of each month (or if such eleventh day is not a business day, on the business day immediately preceding such eleventh day) until the earliest to occur of (i) the consummation of a business combination, (ii) December 11, 2023 and (iii) if a business combination is not consummated, the date of liquidation of the Trust Account, as determined in the sole discretion of the Company’s board of director
s.
On May 10, 2023, our Sponsor agreed to make advances of up to an aggregate of $
2,880,000
in respect of the Contributions pursuant to a
non-interest
bearing, promissory note (the “Promissory Note”) issued by us to our Sponsor. At the election of the Sponsor, up to $
2,000,000
of the principal amount of the Promissory Note may be converted into private placement warrants of the Company. The Promissory Note will mature on the earlier of (1) the date the Company consummates a business combination and (2) the date that the winding up of the Company is effective (such date, the “Maturity Date”).
The Promissory Note will not bear any interest, and will be repayable by the Company to the Sponsor upon the Maturity Date. The Maturity Date may be accelerated upon the occurrence of an “Event of Default” (as defined in the Promissory Note). Any outstanding principal under the Promissory Note may be prepaid at any time by the Company, at its election and without penalty.
In each of April, May and June 2023, $320,000
 was deposited into the Trust Account in accordance with the conditions of the extensio
n. The Company paid the April extension payment of $320,000 out of working capital. I
n connection with the May extension payment
,
the Company borrowed $50,000

against the promissory note and paid $270,000 in to the trust account from funds for working capital.

In connection with the June extension payment
,
the Company borrowed $
320,000
against the promissory note. The promissory note has a balance of $
370,000
as of June 30, 2023.

Going Concern
In connection with the Co
mpa
ny’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (the completion window currently ends on December 31, 2023), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2023 not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in financial institutions, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
Warrants
We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
All of the Company’s warrants have met the criteria for equity treatment.

Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023, the shares of Class A common stock subject to possible redemption in the amount of $98,030,311 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
Convertible Promissory Notes
The Company has determined that under ASC 815 “Derivatives and Hedging”, the promissory note has no equity host characteristics and as such will be accounted for as a liability. The Company carries the note at cost. The Company has determined that the warrant conversion feature is an embedded derivative that is not required to be bifurcated and separately accounted for under ASC 815.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
In conn
ectio
n with the redemption, the Company recorded excise tax of $2.0 million. To the extent the Company issues shares during the year ended December 31, 2023, including in connection with the business combination noted below, it likely will reduce the excise tax liability.

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
The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of June 30, 2023 and 2022, the warrants are exercisable to purchase 29,410,500 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Class A Common Stock
Numerator: Income (loss) allocable to Class A Common Stock, $	$561,648	$(380,832)
Denominator: Basic and diluted weighted average shares outstanding	15,066,876	28,750,000

Basic and diluted net income (loss) per share, Class A Common Stock	$0.04	$(0.01)

Class B Common Stock
Numerator: Income (loss) allocable to Class B Common Stock,	267,929	(95,208)
Denominator: Basic and diluted weighted average shares outstanding	7,187,500	7,187,500

Basic and diluted net income (loss) per share, Class B Common Stock	$0.04	$(0.01)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Class A Common Stock
Numerator: Income (loss) allocable to Class A Common Stock, $	$2,070,073	$(773,625)
Denominator: Basic and diluted weighted average shares outstanding	21,870,639	27,002,762

Basic and diluted net income (loss) per share, Class A Common Stock	$0.09	$(0.03)

Class B Common Stock
Numerator: Income (loss) allocable to Class B Common Stock,	680,302	(204,288)
Denominator: Basic and diluted weighted average shares outstanding	7,187,500	7,130,525

Basic and diluted net income (loss) per share, Class B Common Stock	$0.09	$(0.03)

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

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial stateme nts.
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
The
Sponsor h
as agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans
.
On May 20, 2021, the Sponsor issued an unsecured promissory note to the Company (as amended, the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2022 or (ii) the consummation of the Initial Public Offering. On June 4, 2021, the Company borrowed $300,000 under the IPO Promissory Note. On January 11, 2022, the amount outstanding under the IPO Promissory Note was paid in full.
On May 10, 2023, our Sponsor agreed to make advances of up to an aggregate of
$2,880,000
in respect of the Contributions pursuant to a non-interest bearing, promissory note (the “Promissory Note”) issued by us to our Sponsor. At the election of the Sponsor, up to
$2,000,000
of the principal amount of the Promissory Note may be converted into private placement warrants of the Company. The Promissory Note will mature on the earlier of (1) the date the Company consummates a business combination and (2) the date that the winding up of the Company is effective (such date, the “Maturity Date”).
The Maturity Date may be accelerated upon the occurrence of an “Event of Default” (as defined in the Promissory Note). Any outstanding principal under the Promissory Note may be prepaid at any time by the Company, at its election and without penalty.
In each of April, May and June 2023, $320,000 was deposited into the Trust Account in accordance with the conditions of the extensio
n. The Company paid the April extension payment of $320,000 out of working capital. I
n connection with the May extension payment, the Company borrowed $50,000 against the Promissory Note and paid $270,000 in to the Trust Account from funds for working capital.

In connection with the June extension payment
,
the Company borrowed $320,000 against the Promissory Note. The Promissory Note has a balance of $370,000 as of June 30, 2023.
General and Administrative Services
Commencing on the date the Units are first listed on the NYSE, the Company has agreed to pay the Sponsor a total of $35,000 per month for office space, utilities and secretarial and administrative support until the earlier of the completion of the initial Business Combination and the Company’s liquidation. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2023, the Company recorded $105,000 and $210,000 under the service agreement, respectively. During the three and six months ended June 30, 2022, the Company recorded $105,000 and $197,581 under the service agreement, respectively. As of June 30, 2023 and December 31, 2022, there was $70,000 and $35,000 outstanding balance due to the Sponsor under the agreement, respectively.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be is
sued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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
Vendor Agreements
As of June 30, 2023, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $535,000. $190,000 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the condensed balance sheets.
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
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $
0.0001
per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were
9,294,308
and
28,750,000
shares of the Class A Common Stock, respectively, that were classified as temporary equity in the accompanying condensed balance sheets.
Class B Common Stock — The Company is authorized to issue
100,000,000
shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,187,500 shares of Class B common stock issued and outstanding.
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

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants is then effective an
d a
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
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in these financial statements.
On October 10, 2023, the Company terminated its previously disclosed letter of intent with respect to a business combination, terminated the completion window in which it will consummate a business combination and notified Continental Stock Transfer and Trust company that it was liquidating its Trust Account and proceeding with the redemption of all of its Class A Common Stock. On October 26, 2023, the Company redeemed all of its Class A Common Stock for an aggregate of $99.8 million of cash available from the Trust Account. The cash available represented the balance of the Trust Account after deducting taxes paid or payable and $100,000 to pay dissolution expenses, and excluded $235,000 of extension contributions due on September 11 that remain in arrears as of the date hereof. The Company is considering its recourse against the Sponsor to fund such amount, but there can be no assurance that such amount will be collected.
Should the Company liquidate prior to December 31, 2023, the excise tax liability associated with redemptions during the year ended December 31, 2023 will not be due.

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

Results of Operations

Our only activities from March 30, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $829,577, which consists of interest earned on marketable securities held in the Trust Account of $1,816,603 and partially offset by related party administration fee ($105,000), directors and officers insurance ($148,080), professional fees ($268,692), other operating costs ($44,267) franchise tax expense of ($50,000) and income taxes ($370,987).

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

For the six months ended June 30, 2023, we had net income of $2,750,375, which consists of interest earned on marketable securities held in the Trust Account of $4,971,568 and partially offset by related party administration fee ($210,000), directors and officers insurance ($294,534), professional fees ($509,392), other operating costs ($83,759) franchise tax expense of ($100,606) and income taxes of ($1,022,902).

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

As of June 30, 2023 and December 31, 2022, we had marketable securities held in the Trust Account of $99,163,964 and $297,415,415, respectively, consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we withdrew $940,707 of interest earned on the Trust Account to pay taxes.

For the six months ended June 30, 2023, cash used in operating activities was $1,285,662 which consisted of the net income of $2,750,375, reduced by interest earned on marketable securities held in the Trust Account of $4,971,568 and offset by changes in operating assets and liabilities, which provided $935,530 of cash from operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $1,760,693 which consisted of the net loss of $598,318, increased by interest earned on marketable securities held in the Trust Account of $379,595 and changes in operating assets and liabilities used $782,780 of cash from operating activities.

For the six months ended June 30, 2023, cash provided by investing activities was $203,223,020 which consisted of cash drawn from the Trust Account for redemptions and taxes of $203,242,313 and $940,707, respectively, partially offset by cash deposited into trust of $960,000.

For the six months ended June 30, 2022, cash used in investing activities was $293,232,344 which consisted of cash deposited in the Trust Account of $293,250,000, partially offset by cash withdrawn from the Trust Account for taxes of $17,656.

For the six months ended June 30, 2023, cash used in financing activities was $202,872,313 which consisted of cash paid from the Trust Account for redemptions of $203,242,313, partially offset by proceeds from notes of $370,000.

For the six months ended June 30, 2022, cash provided by financing activities was $296,040,746 which consisted of the sales of units in the initial public offering, net of underwriting discount of $281,750,000, and proceeds from Sponsor promissory note of $15,035,500, partially offset by repayments of the Sponsor promissory note of $300,000, and payments of offering costs of $444,754.

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

At June 30, 2023, the Company had cash of $766 and working capital deficit of $787,900.

In connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company currently has less than 12 months from the date these financial statements were issued to complete a Business Combination within the Combination Period (the completion window currently ends on December 31, 2023), the mandatory liquidation requirement that the

Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management has determined that the Company may not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the redemption, the Company recorded excise tax of $2.0 million. To the extent the Company issues shares during the year ended December 31, 2023, including in connection with the business combination noted below, it likely will reduce the excise tax liability.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2023, we do not have any long-term debt, lease obligations, operating lease obligations or long-term liabilities.

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

As of June 30, 2023, the Company had incurred legal fees related to the Initial Public Offering and general corporate services of approximately $535,000. $190,000 of these fees will only become due and payable upon the consummation of a Business Combination. The outstanding balance of the legal fees is in accounts payable and accrued expenses on the balance sheets.

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

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own Class A common stock among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

All of the Company’s warrants have met the criteria for equity treatment.

Convertible Promissory Notes

The Company has determined that under ASC 815 “Derivatives and Hedging”, the promissory note has no equity host characteristics and as such will be accounted for as a liability. The Company carries the note at cost. The Company has determined that the warrant conversion feature is an embedded derivative that is not required to be bifurcated and separately accounted for under ASC 815.

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

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of June 30, 2023 and December 31, 2022, the warrants are exercisable to purchase 29,410,500 shares of Class A common stock in the aggregate.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

In connection with the redemption, the Company recorded excise tax of $2.0 million. To the extent the Company issues shares during the year ended December 31, 2023, including in connection with the business combination noted below, it likely will reduce the excise tax liability.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk. As of June 30, 2023, we were not subject to any market or interest rate risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, are recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2023, and noted the following deficiency that we believe to be material weaknesses in internal controls over financial reporting as (i) the Company’s processes to ensure its financial statements were properly presented in accordance with GAAP did not operate effectively. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

During the three and six months ended June 30, 2023, we have sought to remediate this material weakness by, among other things, devoting additional resources to the improvement of our internal control over financial reporting as it relates to the accounting treatment for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we are enhancing these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our securities and financial statements. We have also added additional layers of management oversight on the accrual of operating expenses and valuation of complex financial instruments. As we continue to evaluate and improve our internal control over financial reporting, management will review and make necessary changes to the overall design of our internal controls.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q, other than the circumstances described above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2023

C5 ACQUISITION CORPORATION

By:	/s/ Robert Meyerson
Robert Meyerson
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ David Glickman
David Glickman
Chief Business Development Officer and Chief Financial Officer (Principal Financial and Accounting Officer)